Form 10-Q
period 2000-06-30
MIDDLE AMERICAN TISSUE INC
filed 2000-08-15
CIK 1096351

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  _X_              No  __

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of June 30, 2000: 176 shares of common stock, no par value.

INDEX
                           MIDDLE AMERICAN TISSUE INC.

PART I:  Financial Information

     Item 1. Financial Statements

     o Condensed Consolidated Balance Sheets - June 30, 2000 and September 30, 1999.

     o Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2000 and June 30, 1999.

     o Condensed Consolidated Statements of Operations - Nine Months Ended June 30, 2000 and June 30, 1999.

     o Condensed Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2000 and June 30, 1999.

     o    Notes to Condensed Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II: Other Information

     Item 1. Legal Proceedings

     Item 5. Other Information

     Item 6. Exhibits and Reports

     o    Exhibit 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           Middle American Tissue Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                             June 30,  September 30,
                                                                               2000        1999
                                                                              --------   --------
                                                                            (Unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                                            $  1,267   $  1,806
         Accounts receivable,
              Net of allowance for doubtful accounts of $1,047 and $613,        71,064     52,555
              respectively
         Inventories                                                           142,907     94,664
         Equipment held for sale                                                   749      7,825
         Prepaid expenses and other current assets                               7,833      3,866
                                                                              --------   --------
              Total Current Assets                                             223,820    160,716

     Property plant & equipment, net                                           233,543    212,530
     Due from related parties                                                   23,744     23,054
     Deferred costs, net                                                        10,518     10,408
     Other assets                                                                3,590        155
                                                                              --------   --------
                Total Assets                                                  $495,215   $406,863
                                                                              ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
         Revolving credit facility                                            $117,412   $ 50,054
            Current portion of long term debt and capital lease obligations      1,360      1,206
         Accounts payable and accrued expenses                                  65,475     63,550
                                                                              --------   --------
              Total Current Liabilities                                        184,247    114,810

     Senior secured discount notes payable                                      19,707     17,073
     Senior secured notes payable                                              159,959    159,562
     Long term debt and capital lease obligations                               24,399     22,247
     Other long term liabilities                                                12,175     11,490
      Common stock warrants                                                      3,781      3,781
     Stockholder's equity:
      Common stock                                                               1,605      1,605
         Additional paid in capital                                             37,675     37,675
         Retained earnings                                                      51,667     38,620
                                                                              --------   --------
              Total Stockholder's Equity                                        90,947     77,900
                                                                              --------   --------

                  Total Liabilities and Stockholder's Equity                  $495,215   $406,863
                                                                              ========   ========


            See notes to condensed consolidated financial statements.

                           Middle American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                         For the Three Months Ended June 30,
                                         ----------------------------------
                                                 2000           1999
                                               --------       --------
                                              (Unaudited)    (Unaudited)

          Net Revenues                         $126,831       $ 63,683
          Cost of Sales                         101,858         48,626
                                               --------       --------
              Gross Profit                       24,973         15,057
          Selling, General and
          Administrative Expenses                13,814          7,323
                                               --------       --------
              Operating Profit                   11,159          7,734
          Interest Expense                        8,885          3,909
                                               --------       --------
              Net Income                       $  2,274       $  3,825
                                               ========       ========


            See notes to condensed consolidated financial statements.

                           Middle American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)


                                          For the Nine Months Ended June 30,
                                          ----------------------------------
                                                 2000           1999
                                               --------       --------
                                              (Unaudited)    (Unaudited)

          Net Revenues                         $358,193       $184,387
          Cost of Sales                         280,789        143,284
                                               --------       --------
              Gross Profit                       77,404         41,103
          Selling, General and
          Administrative Expenses                39,488         21,966
                                               --------       --------
              Operating Profit                   37,916         19,137
          Interest Expense                       24,869         10,890
                                               --------       --------
              Net Income                       $ 13,047       $  8,247
                                               ========       ========

            See notes to condensed consolidated financial statements.

                           Middle American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                             For the Nine Months Ended June
                                                                          30,
                                                             ------------------------------
                                                                    2000        1999
                                                                  --------    --------
                                                                (Unaudited)  (Unaudited)
Cash Flows From Operating Activities
     Net income                                                   $ 13,047    $  8,247
     Adjustments:
         Depreciation & amortization                                18,973       8,830
         Bad debt expense                                              495         450
             Forgiveness of interest                                    --         959
         Changes in operating assets & liabilities:
         Increase (decrease) in operating assets & liabilities:
              Accounts receivable                                   (8,059)     (2,299)
              Inventories                                          (45,522)     (5,231)
              Equipment held for sale                                7,076      (2,308)
              Prepaid expenses and other current assets             (3,967)       (988)
              Other assets                                          (3,539)        (60)
              Accounts payable and accrued expenses                 (4,470)     (2,722)
                                                                  --------    --------
     Net cash provided by (used in) operating activities:          (25,966)      4,878
                                                                  --------    --------
Cash Flows From Investing Activities:
     Capital expenditures                                          (25,502)    (12,607)
       Purchase of receivables and inventory of
CST/Star Products, Inc.                                            (13,666)         --
                                                                  --------    --------

         Net cash used in investing activities                     (39,168)    (12,607)
                                                                  --------    --------
Cash Flows From Financing Activities:
     Net proceeds under revolving credit facility                   67,358       8,851
     Proceeds from long term debt and capital lease obligations         --       5,419
      Payments of long term debt and capital lease obligations        (958)    (10,496)
     Increase in deferred costs                                     (1,115)       (304)
     Advances and repayments to affiliates, net                       (690)      3,376
                                                                  --------    --------
         Net cash provided by financing activities                  64,595       6,846
                                                                  --------    --------

Net Decrease in Cash and Cash Equivalents                             (539)       (883)

Cash and Cash Equivalents, Beginning of Period                       1,806       1,480
                                                                  --------    --------

Cash and Cash Equivalents, End of Period                          $  1,267    $    597
                                                                  ========    ========

Interest Paid                                                     $ 22,538    $  9,153
                                                                  ========    ========
Income Taxes Paid                                                 $    102    $     10
                                                                  ========    ========
Non-cash financing transactions relating to capital leases        $  3,264    $  4,183
                                                                  ========    ========

            See notes to condensed consolidated financial statements.

                           MIDDLE AMERICAN TISSUE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

2.   COMPREHENSIVE INCOME:

     The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters and nine months ended June 30, 2000 and 1999, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.   INVENTORIES

     Inventories, at cost, consist of the following:

                                         June 30, 2000     September 30, 1999
                                         -------------     ------------------
                                           (Unaudited)         (Audited)

Raw materials and supplies                    $ 72,298           $ 40,295
Work-in-process                                    259              1,026
Finished goods                                  70,350             53,343
                                              --------           --------
                                              $142,907           $ 94,664
                                              ========           ========

4.   ASSET PURCHASE

     On May 19, 2000, the Company purchased for approximately $13.7 million certain accounts receivable and inventories from CST/Star Products, Inc., a multi-plant printer and converter of forms and other paper office products. Affiliates of the Company, under common control with the Company, concurrently purchased certain other assets of CST/Star Products, Inc.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivative instruments or engage in hedging activities. Accordingly, the Company does not expect that SFAS No. 133 will have an impact on its consolidated financial statements when adopted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes jumbo rolls of tissue used in the manufacture of finished tissue products, finished tissue products and uncoated freesheet paper products for printing and publishing applications. We also manufacture woodpulp which we use for the manufacture of uncoated freesheet and various grades of jumbo rolls of tissue. We entered the uncoated freesheet paper and woodpulp business on July 9, 1999, through our acquisition of our integrated pulp and paper mills located in Berlin and Gorham, New Hampshire, which we refer to as the Berlin-Gorham Mills. Our finished tissue products are sold in the commercial, or away-from-home, and consumer, or at-home markets. Our jumbo rolls of tissue are used internally by us for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. Our uncoated freesheet paper products are sold through merchants and distributors and to end-use customers. Our woodpulp is used internally by us for the manufacture of uncoated freesheet paper and certain grades of jumbo rolls of tissue and is also sold to others. A substantial portion of our net sales is derived from the manufacture and sale of finished tissue products, jumbo rolls of tissue, uncoated freesheet paper and woodpulp. We also generate a small portion of our net sales from the sale of converting equipment for the manufacture of finished tissue products.

Results of Operations

     The following is a summary of our revenues for each business segment for the quarters indicated (dollars in millions):

                                  Three Months Ended                   Nine Months Ended
                                        June 30,                             June 30,
                               -------------------------            -------------------------
                                2000               1999              2000               1999
                               ------             ------            ------             ------
Tissue Products                $ 75.7             $ 63.4            $198.9             $182.6
Uncoated Freesheet               32.8                 --*            102.3                 --*
Woodpulp                         17.1                 --*             48.4                 --*
Equipment Sales                   1.0                 --               7.9                0.9
Rental Income                     0.2                0.3               0.7                0.9
                               ------             ------            ------             ------
Total Revenues                 $126.8             $ 63.7            $358.2             $184.4
                               ======             ======            ======             ======

*We had no sales of uncoated freesheet or woodpulp for the quarter and nine months ended June 30, 1999, because these products are produced at the Berlin-Gorham Mills, which we purchased on July 9, 1999.

Three Months Ended June 30, 2000 (the "third quarter of fiscal 2000") Compared To The Three Months Ended June 30, 1999 (the "third quarter of fiscal 1999").

     Revenues. Revenues increased approximately $63.1 million, or 99.1%, from approximately $63.7 million for the third quarter of fiscal 1999 to approximately $126.8 million for the third quarter of fiscal 2000.

     Net sales of tissue products increased approximately $12.3 million, or 19.4%, from approximately $63.4 million for the third quarter of fiscal 1999 to approximately $75.7 million for the third quarter of fiscal 2000. This increase was primarily due to increased sales of finished tissue products and higher average net sales prices per case of sales during the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999.

     Net sales of uncoated freesheet paper products were approximately $32.8 million for the third quarter of fiscal 2000. Net sales of woodpulp were approximately $17.1 million for the same period. We have no comparable sales figures for the third quarter of fiscal 1999, as these products are produced at the Berlin-Gorham Mills, the assets of which we acquired from Crown Paper Co. on July 9, 1999. However, for comparison purposes only, the sales of uncoated freesheet paper products and woodpulp for the third quarter of fiscal 1999 for the Berlin-Gorham Mills, as a business unit of Crown Paper Co., were approximately $34.6 million and approximately $8.9 million, respectively.

     Net sales of converting equipment were approximately $1.0 million for the third quarter of fiscal 2000. We had no sales of converting equipment during the third quarter of fiscal 1999.

     Gross Profit. Gross profit increased approximately $9.9 million, or 65.6%, from approximately $15.1 million for the third quarter of fiscal 1999 to approximately $25.0 million for the third quarter of fiscal 2000. Gross profit, as a percentage of net sales, decreased from 23.6% for the third quarter of fiscal 1999 to 19.7% for the third quarter of fiscal 2000. This decrease in gross profit, as a percentage of net sales, was the result of increased recycled fiber and energy costs.

     Selling, General and Administrative Expenses. A significant portion of our selling expenses are freight expenses incurred in shipping our products to our customers. It is our policy to include freight expenses in this category as a selling expense. Selling, general and administrative expenses, exclusive of freight expenses, increased approximately $3.9 million, or 97.5%, from approximately $4.0 million for the third quarter of fiscal 1999 to approximately $7.9 million for the third quarter of fiscal 2000. Selling, general and administrative expenses, excluding freight expenses, were 6.3% of net sales for the third quarter of fiscal 1999, as compared to 6.2% for the third quarter of fiscal 2000. This percentage remained approximately the same for both quarters due to net sales increasing at approximately the same rate as selling, general and administrative expenses, excluding freight expenses, between the third quarter of fiscal 1999 and the third quarter of fiscal 2000. Freight expenses increased approximately $2.6 million, or 78.8%, from approximately $3.3 million for the third quarter of fiscal 1999 to approximately $5.9 million for the third quarter of fiscal 2000. This increase was a result of an increase in shipments of finished tissue products, uncoated freesheet paper products and woodpulp during this period.

     Operating Income. Operating income increased approximately $3.5 million, or 45.4%, from approximately $7.7 million for the third quarter of fiscal 1999 to approximately $11.2 million for the third quarter of fiscal 2000. Operating income, as a percentage of net sales, was 8.8% for the third quarter of fiscal 2000, as compared to 12.1% for the third quarter of fiscal 1999. This decrease was due to the reasons stated above.

     Interest Expense. Interest expense increased approximately $5.0 million, or 128.2%, from approximately $3.9 million in the third quarter of fiscal 1999 to approximately $8.9 million for the third quarter of fiscal 2000. This increase reflects higher debt levels during the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA increased approximately $6.1 million, or 57.0%, from approximately $10.7 million for the third quarter of fiscal 1999 to approximately $16.8 million for the third quarter of fiscal 2000. This increase in EBITDA was due primarily to the realization of synergies resulting from the integration of the Berlin-Gorham Mills into our existing operations, favorable pricing conditions in our finished tissue products business and price increases in uncoated freesheet paper products, woodpulp and jumbo rolls of tissue. Information regarding EBITDA is presented because we believe that some investors use EBITDA as one measure of an issuer's ability to service its debt.

EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of EBITDA may vary.

Nine Months Ended June 30, 2000 (the "first three quarters of fiscal 2000") Compared To The Nine Months Ended June 30, 1999 (the "first three quarters of fiscal 1999").

     Revenues. Revenues increased approximately $173.8 million, or 94.3%, from approximately $184.4 million for the first three quarters of fiscal 1999 to approximately $358.2 million for the first three quarters of fiscal 2000.

     Net sales of tissue products increased approximately $16.3 million, or 8.9%, from approximately $182.6 million for the first three quarters of fiscal 1999 to approximately $198.9 million for the first three quarters of fiscal 2000. This increase was primarily due to increased sales of finished tissue products and higher average net sales prices per case of sales and increased sales of jumbo rolls of tissue during the first three quarters of fiscal 2000, as compared to the first three quarters of fiscal 1999.

     Net sales of uncoated freesheet paper products were approximately $102.3 million for the first three quarters of fiscal 2000. Net sales of woodpulp were approximately $48.4 million for the same period. We have no comparable sales figures for the first three quarters of fiscal 1999, as these products are produced at the Berlin-Gorham Mills, the assets of which we acquired from Crown Paper Co. on July 9, 1999. However, for comparison purposes only, the sales of uncoated freesheet paper products and woodpulp for the first three quarters of fiscal 1999 for the Berlin-Gorham Mills, as a business unit of Crown Paper Co., were approximately $102.0 million and approximately $28.9 million, respectively.

     Net sales of converting equipment increased approximately $7.0 million, or 777.8% from approximately $0.9 million for the first three quarters of fiscal 1999 to approximately $7.9 million for the first three quarters of fiscal 2000.

     Gross Profit. Gross profit increased approximately $36.3 million, or 88.3%, from approximately $41.1 million for the first three quarters of fiscal 1999 to approximately $77.4 million for the first three quarters of fiscal 2000. Gross profit, as a percentage of net sales, decreased from 22.3% for the first three quarters of fiscal 1999 to 21.6% for the first three quarters of fiscal 2000. This decrease in gross profit, as a percentage of net sales, was a result of increased recycled fiber and energy costs.

     Selling, General and Administrative Expenses. A significant portion of our selling expenses are freight expenses incurred in shipping our products to our customers. It is our policy to include freight expenses in this category as a selling expense. Selling, general and administrative expenses, exclusive of freight expenses, increased approximately $10.4 million, or 84.6%, from approximately $12.3 million for the first three quarters of fiscal 1999 to approximately $22.7 million for the first three quarters of fiscal 2000. Selling, general and administrative expenses, excluding freight expenses, were 6.7% of net sales for the first three quarters of fiscal 1999, as compared to 6.3% for the first three quarters of fiscal 2000. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight expenses, between the first three quarters of fiscal 2000 and the first three quarters of fiscal 1999. Freight expenses increased approximately $7.2 million, or 75.0%, from approximately $9.6 million for the first three quarters of fiscal 1999 to approximately $16.8 million for the first three quarters of fiscal 2000. This increase was a result of an increase in shipments of finished tissue products, uncoated freesheet paper products and woodpulp during this period.

     Operating Income. Operating income increased approximately $18.8 million, or 98.4%, from approximately $19.1 million for the first three quarters of fiscal 1999 to approximately $37.9 million for the first three quarters of fiscal 2000. Operating income, as a percentage of net sales, was 10.6% for the first three quarters of fiscal 2000, as compared to 10.4% for the first three quarters of fiscal 1999. This increase was due to the reasons stated above.

     Interest Expense. Interest expense increased approximately $14.0 million, or 128.4%, from approximately $10.9 million in the first three quarters of fiscal 1999 to approximately $24.9 million for the first three quarters of fiscal 2000. This increase reflects higher debt levels during the first three quarters of fiscal 2000, as compared to the first three quarters of fiscal 1999.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA increased approximately $26.0 million, or 92.2%, from approximately $28.2 million for the first three quarters of fiscal 1999 to approximately $54.2 million for the first three quarters of fiscal 2000. This increase in EBITDA was due primarily to higher sales levels, the realization of synergies resulting from the integration of the Berlin-Gorham Mills into our existing operations, favorable pricing conditions in our finished tissue products business and price increases in uncoated freesheet paper products, woodpulp and jumbo rolls of tissue. Information regarding EBITDA is presented because we believe that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of EBITDA may vary.

Liquidity and Capital Resources

     Net cash used in operations in the first three quarters of fiscal 2000 was approximately $26.0 million, as compared to net cash provided by operations in the first three quarters of fiscal 1999 of approximately $4.9 million. There was a substantial increase in net income for the first three quarters of fiscal 2000, as compared to the first three quarters of fiscal 1999, which was partially offset by increases in inventories and accounts receivables during the first three quarters of fiscal 2000, as compared to the first three quarters of fiscal 1999, due to our purchase of the Berlin-Gorham Mills and increases in sales levels during fiscal 2000. Cash used for capital expenditures in the first three quarters of fiscal 2000 was approximately $25.5 million, as compared to approximately $12.6 million for the first three quarters of fiscal 1999. In addition, we purchased accounts receivable and inventories from CST/Star Products, Inc. for approximately $13.7 million.

All of the above necessitated the need for borrowings of approximately $67.4 million under our revolving credit facility in the first three quarters of fiscal 2000.

     At June 30, 2000, our total consolidated debt was approximately $322.8 million, as compared to $250.1 million at September 30, 1999.

     We believe, based on current levels of operations, anticipated internal growth, price increases, anticipated capital expenditures, and cash flow from operations, together with other available sources of funds, including the availability of borrowings under our revolving credit facility, that liquidity will be adequate for the foreseeable future to make required payments of interest on indebtedness, to fund anticipated capital expenditures, and for working capital requirements. The ability to meet debt service obligations and reduce total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of the debt bears interest at floating rates and the current effective interest rate on this debt is approximately 8.93%. Therefore, our financial condition is, and will continue to be, affected by changes in prevailing interest rates.

Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The markets for tissue and uncoated freesheet paper products are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions, including the overall level of domestic economic activity, and competitive conditions, including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions. All of such conditions are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home tissue products market and inventory and usage patterns in the away-from-home finished tissue products market.

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

Item 5.  OTHER INFORMATION

     On May 3, 2000 some of our subsidiaries and a group of Lenders, for which LaSalle Bank National Associations acts as agent, entered into an amended and restated revolving credit and security agreement, or the Amended Credit Facility, which increased the existing credit facility from $100 million to $145 million. The Amended Credit Facility provides for the making of revolving credit loans to, and the issuance of letters of credit on behalf of, one or more of our subsidiaries in a total amount at any one time outstanding (as to all borrowers) of up to $145 million, subject to sublimits based on specific percentages of inventory and accounts receivable deemed eligible by the lenders. Borrowings under the Amended Credit Facility may be prepaid without penalty.

Item 6.  EXHIBITS AND REPORTS

     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MIDDLE AMERICAN TISSUE INC.
                                                 (registrant)


August 15, 2000                           By  /s/ Edward I. Stein
                                              ---------------------------------
                                               Edward I. Stein
                                               (On behalf of Registrant and as
                                               Chief Accounting Officer)